Form 10-K
period 2005-12-31
Wachovia Bank Commercial Mortgage Trust Series 2005-C16
filed 2006-03-28
CIK 1313509

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-120922-01


        Wachovia Commericial Mortgage Securities, Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2005-C16

     (Exact name of registrant as specified in its charter)


  New York                                          54-2168056
  (State or other jurisdiction of                   54-2168057
  incorporation or organization)                    54-2168058
                                                    54-6654299
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 63.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Wachovia Bank, National Association, as Master Servicer for the 175 West Jackson loan <F1>
      b) ING Clarion Partners, LLC, as Special Servicer for the 175 West Jackson loan <F1>
      c) Wachovia Bank, National Association, as Master Servicer for the 180 Maiden Lane loan <F1>
      d) Wachovia Bank, National Association, as Special Servicer for the 180 Maiden Lane loan <F1>
      e) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
      f) Wachovia Bank, National Association, as Master Servicer <F1>
      g) Wachovia Bank, National Association, as Special Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Wachovia Bank, National Association, as Master Servicer for the 175 West Jackson loan <F1>
      b) ING Clarion Partners, LLC, as Special Servicer for the 175 West Jackson loan <F1>
      c) Wachovia Bank, National Association, as Master Servicer for the 180 Maiden Lane loan <F1>
      d) Wachovia Bank, National Association, as Special Servicer for the 180 Maiden Lane loan <F1>
      e) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
      f) Wachovia Bank, National Association, as Master Servicer <F1>
      g) Wachovia Bank, National Association, as Special Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Wachovia Bank, National Association, as Master Servicer for the 175 West Jackson loan <F1>
      b) ING Clarion Partners, LLC, as Special Servicer for the 175 West Jackson loan <F1>
      c) Wachovia Bank, National Association, as Master Servicer for the 180 Maiden Lane loan <F1>
      d) Wachovia Bank, National Association, as Special Servicer for the 180 Maiden Lane loan <F1>
      e) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
      f) Wachovia Bank, National Association, as Master Servicer <F1>
      g) Wachovia Bank, National Association, as Special Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Wachovia Commericial Mortgage Securities, Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2005-C16
    (Registrant)


  Signed: Wachovia Commercial Mortgage Securities, Inc. as Depositor

  By:     Charles L. Culbreth, Managing Director

  By: /s/ Charles L. Culbreth, Managing Director

  Dated: March 28, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Wachovia Bank Commercial Mortgage Trust,

  Commercial Mortgage Pass-Through Certificates

  Series 2005-C16 (the "Trust")

  I, Charles L. Culbreth, a Managing Director of Wachovia Commercial Mortgage Securities, Inc., the depositor into the above-referenced Trust, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the trustee by the master servicer and the special servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in this annual report, the master servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement; and

  5. This annual report discloses all significant deficiencies relating to the master servicer's or special servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     GMAC Commercial Mortgage Corporation, Wells Fargo Bank, N.A. and ING Clarion Partners, LLC.



     Date: March 28, 2006

     /s/ Charles L. Culbreth
     Signature

     Managing Director
     Title


    EX-99.1 (a)
(logo) KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911


Independent Accountants' Report


The Board of Directors
Wachovia Bank, National Association:

We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

February 15, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.



  EX-99.1 (b)
(logo)ERNST & YOUNG

Ernst & Young
5 Times Square
New York, Nev York 10036-6530
Phone: (212) 773-3000
www.ey.com

Report of Independent Certified Public Accountants


To ING Clarion Partners, LLC


We have examined management's assertion, included in the accompanying report titled Report of Management, that ING Clarion Partners, LLC (the "Company") complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated in all material respects.


/s/Ernst & Young LLP

March 14, 2006


A Member Practice of Ernst & Young Global



  EX-99.1 (c)
(logo) KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911


Independent Accountants' Report


The Board of Directors
Wachovia Bank, National Association:

We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

February 15, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (d)
(logo) KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911


Independent Accountants' Report


The Board of Directors
Wachovia Bank, National Association:

We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

February 15, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.



  EX-99.1 (e)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (646) 471 8910


Report of Independent Auditors


To the Board of Directors of
GMAC Commercial Mortgage Corporation:

We have examined the accompanying assertion, dated March 15, 2006 (see Exhibit
I), by management of GMAC Commercial Mortgage Corporation (the "Company"), about the Company's compliance with its established minimum special servicing policy ("Special Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with the Special Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Special Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its Special Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Special Servicing Policy as of and for the year ended December 31, 2005 is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP

March 15, 2006



EXHIBIT I



March 15, 2006

Assertion of Management of GMAC Commercial Mortgage Corporation

As of and for the year ended December 31, 2005, GMAC Commercial Mortgage Corporation (the "Servicer"), has complied, in all material respects, with the minimum servicing standards set forth in its Special Servicing Policy (attached in Exhibit III), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As special servicer for the transactions included in Exhibit II, the Company only performs certain functions with respect to loan servicing.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing for $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.



/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer
March 15, 2006
Date



/s/ Eric R. Lindner
Eric R. Lindner
Executive Vice President, Real Estate Services Group
March 15, 2006
Date

(PAGE)


EXHIBIT I

/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer
March 15, 2006
Date

(PAGE)


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION

TRANSACTIONS ASSOCIATED WITH SPECIAL SERVICING
RESPONSIBILITIES


   Deal                                            Description
ACMF 1997-C1                      Amresco Commercial Mortgage Funding I Corp, Series 1997-C1
Aetna 1995-05                     Aetna 1995 Commercial Mortgage Trust, 1995-C5
AFLF 1998-A                       Atherton Franchise 1998-A
ARTESIA 1998-C1                   Artesia Mortgage CMBS, Series 1998-C1
ASC 1996-MD VI                    Asset Securitization Corp., Series 1996-MD6
BACM 2000-1                       Bank Of America Commercial Mortgage, Series 2000-1
BASS 2002-X1                      Bank Of America Structured Securities, Series 2002-X1
BS 1998-C1                        Bear Stearns Commercial Mortgage Securities Inc., Series 1998-C1
BS 1999-C1                        Bear Sterns Commercial Mortgage Securities Inc., Series 1999-C1
BS 1999-WF2                       Bear Stearns Commercial Mortgage Securities Inc., Series 1999-WF2
BS 2000-WF1                       Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF1
BS 2000-WF2                       Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF2
BS 2001-TOP2                      Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top2
BS 2001-TOP4                      Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top4
BS 2002-TOP6                      Bear Stearns Commercial Mortgage Securities Inc., Series 2002-Top6
                                  Bear Sterns Commercial Mortgage Securities Inc., Series 2003-
BS 2003-PWR2                      PWR2
                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2004-
BS 2004-BBA3                      BBA3
                                  Bear Sterns Commercial Mortgage Securities Inc., Series 2005-
BS 2005-PWR9                      PWR9
BTR 1999-S1                       BTR-2 Trust, Series 1999-S1
CALW-2003                         Calwest Industrial Trust II, Series 2003-CALW
CARC 2002-1                       WP Carey Commercial Mortgage Trust, Series 2002-1
CBM 1996-1                        CBM Funding Corp., Series 1996-1
CCA One, Series 2                 Commercial Capital Access One (DYNEX), Series 2
CCA One, Series 3                 Commercial Capital Access One (DYNEX), Series 3
CCIC 2002-CCL1                    Column Canada Issuer Corp., Series 2002-CCL1
CCMSI 2004-FL1                    Citigroup Commercial Mortgage Securities Inc., Series 2004-FL1
CCMSI 2005-EMG                    Citigroup Commercial Mortgage Securities Inc., Series 2005-EMG
CDC 2002-FX1                      CDC Commercial Mortgage Trust, Series 2002-FX1
Chase 1997-1                      Chase Commercial Mortgage Securities Corp, Series 1997-1
Chase 1998-2                      Chase Commercial Mortgage Securities Corp., Series 1998-2
Chase 2000-2                      Chase Commercial Mortage Securities Corp., Series 2000-2
CLASI_SFC                         CLAS I/Steamboat Finance Corp.
CMAC 1996-2                       Commercial Mortage Acceptance Corp., Series 1996-2
College and University            U.S. Dept. of Education College and University Facility Loan Trust
Facility Loan Trust One           One
College and University            U.S. Dept. of Education College and University Facility Loan Trust
Facility Loan Trust Two           Two
COMM 2001-J2                      Deutsche Mortgage & Asset Receiving Corp., Series COMM 2001-J2
COMM 2003-FL9                     COMM Commercial Mortgage, Series COMM 2003-FL9
COMM 2005-C6                      COMM Commercial Mortgage, Series COMM 2005-C6
Crest G-Star 2001-1               Crest G-Star 2001-1 CDO

(PAGE)


Exhibit II

Crystal 1996-1                    Crystal Run Property 1996-1
CSFB 1997-PS1                     Credit Suisse First Boston Mortgage Securities Corp., 1997-PS1
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 1998-
CSFB 1998-PS2                     PS2
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 1999-
CSFB 1999-PS3                     PS3
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2000-
CSFB 2000-PS4                     PS4
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-CF2                     CF2
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-SPG1                    SPG1
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2002-
CSFB 2002-CP5                     CP5
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2005-
CSFB 2005-CND2                    CND2
Dillon Reed 1993-K1               Dillon Reed 1993-K1
Dillon Reed 1994-K1               Dillon Reed 1994-K1
Dillon Reed 1994-K2               Dillon Reed 1994-K2
DLJ 1994-MF1                      DLJ Mortgage Acceptance Corporation, Series 1994-MF1
DLJ 1998-CF1                      DLJ Commercial Mortgage Corp. Series 1998-CF1
DLJ 1999-CG3                      DLJ Commercial Mortgage Corp. Series 1999-CG3
DLJ 2000-CF1                      DLJ Commercial Mortgage Corp. Series 2000-CF1
FC 1994-1                         Forest City 1994-1
FNMA 1998-M1                      Fannie Mae Multifamily Remic Trust, Series 1998-M1
G3 2002-WL1                       G3 Strategic Investments, LP Series 2002-WL1
                                  Greenwich Capital Commercial Funding Corp. Series GCCFC 2003-
GCCFC 2003-C1                     C1
GCCFC 2005-GG3                    Greenwich Capital Commercial Funding Corp, Series 2005-GG3
                                  U.S. Dept. of Agr Farmers Home Admin. Comm. Prog. Loan Trust
GE Community #01                  1987 A
GECC 2000-1                       GE Capital Commercial Mortgage Corp., Series 2000-1
GECC 2001-2                       GE Capital Commerical Mortgage Corp., Series 2001-2
GECC 2002-1                       GE Capital Commerical Mortgage Corp., Series 2002-1
GECC 2003-C1                      GE Capital Commerical Mortgage Corp., Series 2003-C1
GFCM 2003-1                       GFCM, Commercial Mortgage, , Series 2003-1
GGPMP 2001-GGP1                   GGP Mall Property Trust, 2001-GGP1
GMAC 1996-C1                      GMAC Commercial Mortgage Securities, Series 1996-C1
GMAC 1997-C1                      GMAC Commercial Mortgage Securities, Series 1997-C1
GMAC 1997-C2                      GMAC Commercial Mortgage Securities, Series 1997-C2
GMAC 1998-C1                      GMAC Commercial Mortgage Securities, Series 1998-C1
GMAC 1998-C2                      GMAC Commercial Mortgage Securities, Series 1998-C2
GMAC 1999-C1                      GMAC Commercial Mortgage Securities, Series 1999-C1
GMAC 1999-C2                      GMAC Commercial Mortgage Securities, Series 1999-C2
GMAC 1999-C3                      GMAC Commercial Mortgage Securities, Series 1999-C3
GMAC 1999-CTL1                    GMAC Commercial Mortgage Securities, Series 1999-CTL1
GMAC 2000-C1                      GMAC Commercial Mortgage Securities, Series 2000-C1
GMAC 2000-C2                      GMAC Commercial Mortgage Securities, Series 2000-C2
GMAC 2000-C3                      GMAC Commercial Mortgage Securities, Series 2000-C3
GMAC 2000-FL1                     GMAC Commercial Mortgage Securities, Series 2000-FL1
GMAC 2000-FL-A                    GMAC Commercial Mortgage Securities, Series 2000-FL-A

(PAGE)


Exhibit II

GMAC 2000-FL-F                    GMAC Commercial Mortgage Securities, Series 2000-FLF
GMAC 2001-C1                      GMAC Commercial Mortgage Securities, Series 2001-C1
GMAC 2001-C2                      GMAC Commercial Mortgage Securities, Series 2001-C2
GMAC 2001-FL1                     GMAC Commercial Mortgage Securities, Series 2001-FL1
GMAC 2001-FLA                     GMAC Commercial Mortgage Securities, Series 2001-FLA
GMAC 2002-C1                      GMAC Commercial Mortgage Securities, Series 2002-C1
GMAC 2002-C2                      GMAC Commercial Mortgage Securities, Series 2002-C2
GMAC 2002-C3                      GMAC Commercial Mortgage Securities, Series 2002-C3
GMAC 2002-FL1                     GMAC Commercial Mortgage Securities, Series 2002-FL1
                                  GMAC Commercial Holding Capital Markets, Corp., Series GMAC
GMAC 2002-FX1                     2002-FX1
GMAC 2003-C1                      GMAC Commercial Mortgage Securities, Series 2003-C1
GMAC 2003-C2                      GMAC Commercial Mortgage Securities, Series 2003-C2
                                  GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-DE                      Double Eagle
GMAC 2003-FL1                     GMAC Commercial Mortgage Securities, Series 2003-FL1
GMAC 2003-FLA                     GMAC Commercial Mortgage Asset Corp., Series 2003-FLA
GMAC 2003-FL-SNF                  GMAC Commercial Mortage Asset Corp. Series 2003 FL-SNF
                                  GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-PMSRLP                  PMSRLP
GMAC 2004-C3                      GMAC Commercial Mortgage Securities, Series 2004-C3
GMAC 2005-C1                      GMAC Commercial Mortgage Securities, Series 2005-C1
GMAC Healthfund I 1999-1          GMAC Healthfund I, Series 1999-1
GMAC Healthfund I 1999-2          GMAC Healthfund I, Series 1999-2
GMAC MT1 2001-A1                  GMACCM Mortgage Trust I, Series 2001-A1
GMAC-CAN 2002-FL1                 GMAC Commercial Mortgage of Canada, Series 2002-FL1
GS 1997-GL1                       GS Mortgage Securities Corp. II, Series 1997-GL1
GS 1998-C1                        GS Mortgage Securities Corp. II, Series 1998-C1
GS 1998-GL2                       GS Mortgage Securities Corp. II, Series 1998-GL2
GS 2001-1285                      GS Mortgage Securities Corp. II, Series 2001-1285
GS 2001-GL3                       GS Mortgage Securities Corp. II, Series 2001-GL III
GS 2001-Rock                      GS Mortgage Securities Corp. II, Series 2001-Rock
GS 2002-GSFL5                     GS Mortgage Securities Corp. II, Series 2002-GSFL V
GS 2005-GSFL7                     GS Mortgage Securities Corp. II, Series 2005-GSFL VII
IPS 2003-1                        IPS 2003-1
IStar 2002-1                      IStar Asset Receivable Trust 2002-1
IStar 2003-1                      IStar Asset Receivable Trust 2003-1
JPMC 1995-C1                      JP Morgan Commercial Mortgage Finance Corp., Series 1995-C1
JPMC 1996-C2                      JP Morgan Commercial Mortgage Finance Corp., Series 1996-C2
JPMC 1997-C5                      JP Morgan Commercial Mortgage Finance Corp., Series 1997-05
                                  JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-A                       2001-A
                                  JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-CIBC1                   2001-CIBC1
JPMC 2003-C1                      JP Morgan Commercial Mortgage Finance Corp., Series 2003-C1
Lakewood 1995-C1                  Lakewood 1995-C1
LB 1998-C1                        LB Commerical Mortage Trust, Series 1998-C1
LB 1999-C1                        LB Commerical Mortage Trust, Series 1999-C1
LB ABS 1994-C2                    Lehman ABS Corp., Series 1994-C2
LB SASCO 1997-LL1                 Lehman Brothers LLI (SASCO 1997-LL1), Series 1997-LL1

(PAGE)


Exhibit II

LB UBS 2000-C4                    LB-USB Commercial Mortgage Trust, Series 2000-C4
LB UBS 2001-C7                    LB/UBS (SASCO) 2001-C7
LB UBS 2002-C2                    LB/UBS (SASCO) 2002-C2
LB UBS 2003-C3                    LB-UBS Commercial MortgageTrust, Series 2003-C3
LB UBS 2004-C7                    LB-UBS Commercial Mortgage Trust, 2004-C7
LBCMT 1992-1                      LBCMT 1992-1
LBCMT 1992-2                      LBCMT 1992-2
LCMS 2005-MF1                     LaSalle Commercial Mortgage Securities, Inc. Series 2005 MF1
                                  LTC REMIC Corporation (partial Special Servicer) LTC, Series
LTC 1998-1                        1998-1
LTT 1998-1                        Liberty Tower Trust I, Series 1998-1
MCA One I-1993                    Mortgage Capital Access One, Series-1993
MCF 1996-MC1                      Mortgage Capital Funding, Series 1996-MC1
MCF 1996-MC2                      Mortgage Capital Funding, Series 1996-MC2
MLFA 2001-CAN5                    Merrill Lynch Financial Assets, Series 2001-Canada 5
MLFA 2002-CAN7                    Merrill Lynch Financial Assets, Series 2002-Canada 7
MLFA 2002-CAN8                    Merrill Lynch Financial Assets, Series 2002-Canada 8
MLFA 2003-CAN10                   Merrill Lynch Financial Assets, Series 2003-Canada 10
MLFA 2003-CAN11                   Merrill Lynch Financial Assets, Series 2003-Canada 11
MLFA 2003-CAN9                    Merrill Lynch Financial Assets, Series 2003-Canada 9
MLMI 1995-C2                      Merrill Lynch Mortgage Investors, Series 1995-C2
MLMI 1998-C1-CTL                  Merrill Lynch Mortgage Loans, Series 1998-C1-CTL
MLMI 1998-C2                      Merrill Lynch Mortgage Investor, Series 1998-C2
MLML 1998-CAN1                    Merrill Lynch Mortgage Loans, Inc. Series 1998 Canada-1
MLML 1999-CAN2                    Merrill Lynch Mortgage Loans, Inc. Series 1999 Canada-2
MLML 2000-CAN3                    Merrill Lynch Mortgage Loans, Inc. Series 2000 Canada-3
MLML 2000-CAN4                    Merrill Lynch Mortgage Loans, Series 2000-Canada 4
                                  Merrill Lynch Mortgage Trust Commercial Mortage, Series 2002
MLMT 2002 MW1                     MW1
MS 1995-GAL1                      Morgan Stanley Capital I, Series 95-GAL1
MS 1997-C1                        Morgan Stanley Capital I, Series 1997-C1
MS 1997-HF1                       Morgan Stanley Capital I, Series 1997-HFI
MS 1998-HF2                       Morgan Stanley Capital I, Series 1998-HF2
MS 1999-WF1                       Morgan Stanley Capital I, Series 1999-WF1
MSCI 2002-HQ                      Morgan Stanley Capital I, Series 2002-HQ
MSCI 2004-HQ3                     Morgan Stanley Capital I Inc., Series 2004-HQ3
MSCI 2004-HQ4                     Morgan Stanley Capital I Inc., Series 2004-HQ4
MSCI 2005-HQ5                     Morgan Stanley Capital I Inc., Series 2005-HQ5
MSDW 2000-LIFE2                   Morgan Stanley Dean Witter Capital I, Series 2000-Life2
MSDW 2001-FRM                     MSDW (Freehold Raceway Mall Trust), Series 2001-FRM
MSDW 2001-IQ                      Morgan Stanley Dean Witter Capital I, Series 2001-IQ
MSDW 2001-TOP1                    Morgan Stanley Dean Witter Capital I, Series 2001-Top1
MSDW 2001-TOP3                    Morgan Stanley Dean Witter Capital I, Series 2001-Top3
MSDW 2001-TOP5                    Morgan Stanley Dean Witter Capital I, Series 2001-Top5
MSDW 2002-IQ2                     Morgan Stanley Dean Witter Capital I Trust, Series 2002-IQ2
MSDW 2002-IQ3                     Morgan Stanley Dean Witter Capital I, Series 2002-IQ3
MSDW 2002-TOP7                    Morgan Stanley Dean Witter Capital I, Series 2002-Top7
NATIONSLINK, 1996-1               NationsLink Funding Corp., Series 1996-1
NMC 1995-M2                       NationsBanc Mortgage Capital Corp, 1995-M2

(PAGE)


Exhibit II

NOMURA 1996 D-2                   Nomura Asset Securities Corp., 1996 D-2
NOMURA 1996-MD5                   Nomura Asset Securities Corp., 1996-MD V
NOMURA 1997-D4                    Nomura Asset Securities Corp., 1997-D4
OSEC 1995-1                       Oregon Commercial Mortgage (OSEC), Series 1995-1
PARK 1997-C1                      277 Park Avenue Finance Corp., Series 1997-C1
PM 1996-PML                       Penn Mutual, Series 1996-PML
PMAC 1996-M1                      PaineWebber Mortgage Acceptance Corp. IV, Series 1996-M1
PNC 2000-C1                       PNC Mortgage Acceptance Corp., Series 2000-C1
Public Facility Loan
Trust 1998-HUD-04                 Public Facility Loan Trust, August 1988
REAL 2004-1                       Real Estate Asset Liquidity Trust, 2004-1
RJ Mortgage 1993-K-A              RJ Mortgage 1993-K-A
SB 1999-C1                        Salomon Brothers Mortgage Securities VII, Series 1999-C1
SB 2000-C1                        Salomon Brothers Mortgage Securities VII, Series 2000-C1
                                  Commercial Mortgage Origination Company of Canada, Solar 2001-
Schooner Trust 2001-1             1
                                  Commercial Mortgage Origination Company of Canada, Solar 2002-
Schooner Trust 2002-1             1
                                  Commercial Mortgage Origination Company of Canada, Solar 2003-
Schooner Trust 2003-CC1           CC 1
SDG Macerich CMO                  SDG Macerich Funding Limited Partnership, CMO
SL 1997-C1                        SL Commercial Mortgage Trust(SUN LIFE) , Series 1997-C1
U-Haul Self Storage 1993-1        U-Haul 1993-1
Wachovia 2002-C2                  Wachovia Bank Commercial Mortgage Trust, Series 2002-C2
Wachovia 2005-C16                 Wachovia Bank Commercial Mortgage Trust, Series 2005-C16
Wachovia 2005-C18                 Wachovia Bank Commercial Mortgage Trust, Series 2005-C18

(PAGE)


Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION

MINIMUM SPECIAL SERVICING POLICY


 I. DELINQUENCIES
    1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly for loans in which there has been a change in status. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).

II. INSURANCE POLICIES
    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




  EX-99.1 (f)
(logo)KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911


Independent Accountants' Report


The Board of Directors
Wachovia Bank, National Association:


We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.




/s/KPMG LLP


February 15, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (g)
(logo)KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911

Independent Accountants' Report

The Board of Directors
Wachovia Bank, National Association:


We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/KPMG LLP

February 15, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2 (a)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288

(logo)

WACHOVIA SECURITIES


Management Assertion


As of and for the year ended December 31, 2005, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.


/s/ Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3/1/06
Date


/s/ Timothy Ryan
Timothy Ryan
Managing Director
Wachovia Bank, National Association

3/1/06
Date


/s/ Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association

3/1/06
Date



  EX-99.2 (b)
(logo)ING
REAL ESTATE
INVESTMENT MANAGEMENT


Management's Assertion on Compliance with the Specified Minimum Servicing Standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP)

Report of Management

We as members of management of ING Clarion Partners, LLC (the "Company") are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of and for the year ended December 31, 2005. Based on this evaluation, we assert that for the year ended December 31, 2005, the Company complied, in all material respects, with the specified minimum servicing standards. As of and for the year ended December 31, 2005, the Company had in effect fidelity bond coverage in the amount of $10,000,000 and an errors and omissions policy in the amount of $25,000,000.

Very truly yours,

/s/Bruce G. Morrison


Mr. Bruce G. Morrison
Managing Director

March 14, 2006

ING CLARION
230 Park Avenue, New York, NY 10169
T 212.883.2517 F212.883.2817
E bruce.morrison@ingclarlon.com
www.ingclarlon.com

Exhibit A



Specified Minimum Servicing Standards for
Non-REO loans in Special Servicing



Minimum Servicing Standards Applicable to
ING Clarion Partners,LLC as Special Servicer




                                                                          Not
Minimum Servicing Standards                            Applicable      Applicabl


L Custodial Bank Accounts (Non-REO Loans)


  1. Reconciliations shall be prepared on a monthly
      basis for all custodial bank accounts and related                    X
      bank clearing accounts.


  2. Funds of the servicing entity shall be advanced in
      cases where there is an overdraft in an investor's or                X
      a mortgagor's account.


  3. Each custodial account shall be maintained at a federally insured depository institution in trust for X the applicable investor.


  4. Escrow funds held in trust for a mortgagor shall be
      returned to the mortgagor with thirty (30) calendar   X
      days of payoff of the mortgage loan.






II. Mortgage Payments (Non-REO Loans)


  1. Mortgage payments shall be deposited into the
      custodial bank accounts and related bank clearing                    X
      accounts within two business days of receipt.


  2. Mortgage payments made in accordance with the
      mortgagor's loan documents shall be posted to the
      applicable mortgagor records within two business                     X
      days of receipt.


  3. Mortgage payments shall be allocated to principal,
      interest, insurance, taxes or other escrow items in   X
      accordance with the mortgagor's loan documents.


  4. Mortgage payments identified as loan payoffs shall
      be allocated in accordance with the mortgagor's       X
      loan documents.

                                                                  Not

Minimum Servicing Standards                       Applicable   Applicabl



III. Disbursements (Non-REO Loans)


  1. Disbursements made via wire transfer on behalf of

     a mortgagor or investor shall be made only by                 X

     authorized personnel.



  2. Disbursements made on behalf of mortgagor or investor shall be posted within two business days
                                                                   X
     to the mortgagor's or investor's records maintained by the servicing entity.



  3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance X premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.



  4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing X

     entity's funds and not charged to the mortgagor,

     unless the late payment was due to the



  5. Amounts remitted to investors per the servicer's
     investor reports shall agree with canceled checks,            X
     or other form of payment, or custodial bank

     statements.



  6. Unused checks shall be safeguarded so as to
     prevent unauthorized access.                                  X



IV. Investor Accounting and Reporting (Non-REO

Loans)


  1. The servicing entity's investor reports shall agree

     with or reconcile to investors' records on a monthly basis as to the total unpaid principal X balance and number of loans serviced by the

     servicing entity.



V. Mortgagor Loan Accounting (Non-REO Loans)



  1. The servicing entity's mortgage loan records shall

     agree with, or reconcile to, the records of
                                                                   X
     mortgagors with respect to the unpaid principal balance on a monthly basis.



  2. Adjustments on ARM loans shall be computed

     based on the related mortgage note and any ARM                X

     rider.

                                                                    Not

Minimum Servicing Standards                        Applicable    Applicabl



V. Mortgage Loan Accounting (non-REO continued)


   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least X an annual basis.



   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A compilation of state laws
      relating to the payment of interest on escrow                 X

      accounts may be obtained through the MBA's
      FAX ON DEMAND service. For more
      information, contact MBA.



VI. Delinquencies (Non-REO Loans)



   1. Records documenting collection efforts shall be

      maintained during the period a loan is in default
      and shall be updated at least monthly. Such records
      shall describe the entity's activities in monitoring
      delinquent loans including, for example, phone   X

      calls, letters and mortgage payment rescheduling

      plans in cases where the delinquency is deemed

      temporary (e.g., illness or unemployment).



VII. Insurance Policies (Non-REO Loans)


   1. A fidelity bond and errors and omissions policy

      shall be in effect on the servicing entity throughout
      the reporting period in the amount of coverage   X

      represented to investors in management's

      assertion.

                  Specified Minimum Servicing Standards for
                        REO Loans in Special Servicing


                   Minimum Servicing Standards Applicable to
                     Clarion Partners,LLC as Special Servicer




                                                                          Not
Minimum Servicing Standards                            Applicable     Applicabl

I. Custodial Bank Accounts (REO Loans)

  1. Reconciliations shall be prepared on a monthly
      basis for all custodial bank accounts and related
     bank clearing accounts. (SS reviews REO               X
     reconciliations that are prepared by the third pary)


  2. Funds of the servicing entity shall be advanced in
     cases where there is an overdraft in an investor's or                X
     a mortgagor's account.

  3. Each custodial account shall be maintained at a federally insured depository institution in trust for X the applicable investor.


  4. Escrow funds held in trust for a mortgagor shall be
     returned to the mortgagor with thirty (30) calendar                  X
     days of payoff of the mortgage loan.



H. Mortgage Payments (REO Loans)


  1. Mortgage payments shall be deposited into the
     custodial bank accounts and related bank clearing                    X
     accounts within two business days of receipt.


  2. Mortgage payments made in accordance with the
     mortgagor's loan documents shall be posted to the
     applicable mortgagor records within two business                     X
     days of receipt.


  3. Mortgage payments shall be allocated to principal,
     interest, insurance, taxes or other escrow items in                  X
     accordance with the mortgagor's loan documents.


  4. Mortgage payments identified as loan payoffs shall
     be allocated in accordance with the mortgagor's       X
     loan documents.

 Minimum Servicing Standards                    Applicable      Not Applicabl


 III. Disbursements (REO Loans)


   1. Disbursements made via wire transfer on
      behalf of a mortgagor or investor shall be   X
      made only by authorized personnel.


   2. Disbursements made on behalf of
      mortgagor or investor shall be posted
      within two business days to the                                X
      mortgagor's or investor's records
      maintained by the servicing entity.


   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has X been received by the servicing entity at least thirty (30) calendar days prior to these dates.


   4. Any late payment penalties paid in
      conjunction with the payment of any tax
      bill or insurance premium notice shall be
      paid from the servicing entity's funds and
      not charged to the mortgagor, unless the                       X
      late payment was due to the late payment was due to the mortgagor's error or omission.


   5. Amounts remitted to investors per the
      servicer's investor reports shall agree with
      canceled checks, or other form of payment,                     X
      or custodial bank statements.


   6. Unused checks shall be safeguarded so as
      to prevent unauthorized access.                                X




IV. Investor Accounting and Reporting (REO
Loans)


   1. The servicing entity's investor reports shall
      agree with or reconcile to investors' records
      on a monthly basis as to the total unpaid    X
      principal balance and number of loans
      serviced by the servicing entity.


V. Mortgagor Loan Accounting (REO Loans)


   1. The servicing entity's mortgage loan
      records shall agree with, or reconcile to, the                 X
      records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on ARM loans shall be
      computed based on the related mortgage                          X
      note and any ARM rider.

   3. Escrow accounts shall be analyzed, in
      accordance with the mortgagor's loan                            X
      documents, on at least an annual basis.

   4. Interest on escrow accounts shall be paid,
      or credited, to mortgagors in accordance
      with the applicable state laws. (A
      compilation of state laws relating to the
      payment of interest on escrow accounts                          X
      may be obtained through the MBA's FAX
      ON DEMAND service. For more
      information, contact MBA.

VI. Delinquencies (REO Loans)

   1. Records documenting collection efforts
      shall be maintained during the period a loan
      is in default and shall be updated at least
      monthly. Such records shall describe the
      entity's activities in monitoring delinquent
      loans including, for example, phone calls,                      X
      letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies (REO Loans)

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the X amount of coverage represented to investors in management's assertion.





  EX-99.2 (c)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288

(logo)

WACHOVIA SECURITIES


Management Assertion


As of and for the year ended December 31, 2005, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.


/s/ Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3/1/06
Date


/s/ Timothy Ryan
Timothy Ryan
Managing Director
Wachovia Bank, National Association

3/1/06
Date


/s/ Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association

3/1/06
Date





  EX-99.2 (d)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288

(logo)

WACHOVIA SECURITIES


Management Assertion


As of and for the year ended December 31, 2005, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.


/s/ Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3/1/06
Date


/s/ Timothy Ryan
Timothy Ryan
Managing Director
Wachovia Bank, National Association

3/1/06
Date


/s/ Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association

3/1/06
Date





  EX-99.2 (e)
EXHIBIT I



March 15, 2006

Assertion of Management of GMAC Commercial Mortgage Corporation

As of and for the year ended December 31, 2005, GMAC Commercial Mortgage Corporation (the "Servicer"), has complied, in all material respects, with the minimum servicing standards set forth in its Special Servicing Policy (attached in Exhibit III), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As special servicer for the transactions included in Exhibit II, the Company only performs certain functions with respect to loan servicing.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing for $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.



/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer
March 15, 2006
Date



/s/ Eric R. Lindner
Eric R. Lindner
Executive Vice President, Real Estate Services Group
March 15, 2006
Date

(PAGE)


EXHIBIT I



/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer
March 15, 2006
Date

(PAGE)


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION

TRANSACTIONS ASSOCIATED WITH SPECIAL SERVICING
RESPONSIBILITIES


   Deal                                            Description
ACMF 1997-C1                      Amresco Commercial Mortgage Funding I Corp, Series 1997-C1
Aetna 1995-05                     Aetna 1995 Commercial Mortgage Trust, 1995-C5
AFLF 1998-A                       Atherton Franchise 1998-A
ARTESIA 1998-C1                   Artesia Mortgage CMBS, Series 1998-C1
ASC 1996-MD VI                    Asset Securitization Corp., Series 1996-MD6
BACM 2000-1                       Bank Of America Commercial Mortgage, Series 2000-1
BASS 2002-X1                      Bank Of America Structured Securities, Series 2002-X1
BS 1998-C1                        Bear Stearns Commercial Mortgage Securities Inc., Series 1998-C1
BS 1999-C1                        Bear Sterns Commercial Mortgage Securities Inc., Series 1999-C1
BS 1999-WF2                       Bear Stearns Commercial Mortgage Securities Inc., Series 1999-WF2
BS 2000-WF1                       Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF1
BS 2000-WF2                       Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF2
BS 2001-TOP2                      Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top2
BS 2001-TOP4                      Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top4
BS 2002-TOP6                      Bear Stearns Commercial Mortgage Securities Inc., Series 2002-Top6
                                  Bear Sterns Commercial Mortgage Securities Inc., Series 2003-
BS 2003-PWR2                      PWR2
                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2004-
BS 2004-BBA3                      BBA3
                                  Bear Sterns Commercial Mortgage Securities Inc., Series 2005-
BS 2005-PWR9                      PWR9
BTR 1999-S1                       BTR-2 Trust, Series 1999-S1
CALW-2003                         Calwest Industrial Trust II, Series 2003-CALW
CARC 2002-1                       WP Carey Commercial Mortgage Trust, Series 2002-1
CBM 1996-1                        CBM Funding Corp., Series 1996-1
CCA One, Series 2                 Commercial Capital Access One (DYNEX), Series 2
CCA One, Series 3                 Commercial Capital Access One (DYNEX), Series 3
CCIC 2002-CCL1                    Column Canada Issuer Corp., Series 2002-CCL1
CCMSI 2004-FL1                    Citigroup Commercial Mortgage Securities Inc., Series 2004-FL1
CCMSI 2005-EMG                    Citigroup Commercial Mortgage Securities Inc., Series 2005-EMG
CDC 2002-FX1                      CDC Commercial Mortgage Trust, Series 2002-FX1
Chase 1997-1                      Chase Commercial Mortgage Securities Corp, Series 1997-1
Chase 1998-2                      Chase Commercial Mortgage Securities Corp., Series 1998-2
Chase 2000-2                      Chase Commercial Mortage Securities Corp., Series 2000-2
CLASI_SFC                         CLAS I/Steamboat Finance Corp.
CMAC 1996-2                       Commercial Mortage Acceptance Corp., Series 1996-2
College and University            U.S. Dept. of Education College and University Facility Loan Trust
Facility Loan Trust One           One
College and University            U.S. Dept. of Education College and University Facility Loan Trust
Facility Loan Trust Two           Two
COMM 2001-J2                      Deutsche Mortgage & Asset Receiving Corp., Series COMM 2001-J2
COMM 2003-FL9                     COMM Commercial Mortgage, Series COMM 2003-FL9
COMM 2005-C6                      COMM Commercial Mortgage, Series COMM 2005-C6
Crest G-Star 2001-1               Crest G-Star 2001-1 CDO

(PAGE)


Exhibit II

Crystal 1996-1                    Crystal Run Property 1996-1
CSFB 1997-PS1                     Credit Suisse First Boston Mortgage Securities Corp., 1997-PS1
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 1998-
CSFB 1998-PS2                     PS2
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 1999-
CSFB 1999-PS3                     PS3
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2000-
CSFB 2000-PS4                     PS4
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-CF2                     CF2
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-SPG1                    SPG1
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2002-
CSFB 2002-CP5                     CP5
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2005-
CSFB 2005-CND2                    CND2
Dillon Reed 1993-K1               Dillon Reed 1993-K1
Dillon Reed 1994-K1               Dillon Reed 1994-K1
Dillon Reed 1994-K2               Dillon Reed 1994-K2
DLJ 1994-MF1                      DLJ Mortgage Acceptance Corporation, Series 1994-MF1
DLJ 1998-CF1                      DLJ Commercial Mortgage Corp. Series 1998-CF1
DLJ 1999-CG3                      DLJ Commercial Mortgage Corp. Series 1999-CG3
DLJ 2000-CF1                      DLJ Commercial Mortgage Corp. Series 2000-CF1
FC 1994-1                         Forest City 1994-1
FNMA 1998-M1                      Fannie Mae Multifamily Remic Trust, Series 1998-M1
G3 2002-WL1                       G3 Strategic Investments, LP Series 2002-WL1
                                  Greenwich Capital Commercial Funding Corp. Series GCCFC 2003-
GCCFC 2003-C1                     C1
GCCFC 2005-GG3                    Greenwich Capital Commercial Funding Corp, Series 2005-GG3
                                  U.S. Dept. of Agr Farmers Home Admin. Comm. Prog. Loan Trust
GE Community #01                  1987 A
GECC 2000-1                       GE Capital Commercial Mortgage Corp., Series 2000-1
GECC 2001-2                       GE Capital Commerical Mortgage Corp., Series 2001-2
GECC 2002-1                       GE Capital Commerical Mortgage Corp., Series 2002-1
GECC 2003-C1                      GE Capital Commerical Mortgage Corp., Series 2003-C1
GFCM 2003-1                       GFCM, Commercial Mortgage, , Series 2003-1
GGPMP 2001-GGP1                   GGP Mall Property Trust, 2001-GGP1
GMAC 1996-C1                      GMAC Commercial Mortgage Securities, Series 1996-C1
GMAC 1997-C1                      GMAC Commercial Mortgage Securities, Series 1997-C1
GMAC 1997-C2                      GMAC Commercial Mortgage Securities, Series 1997-C2
GMAC 1998-C1                      GMAC Commercial Mortgage Securities, Series 1998-C1
GMAC 1998-C2                      GMAC Commercial Mortgage Securities, Series 1998-C2
GMAC 1999-C1                      GMAC Commercial Mortgage Securities, Series 1999-C1
GMAC 1999-C2                      GMAC Commercial Mortgage Securities, Series 1999-C2
GMAC 1999-C3                      GMAC Commercial Mortgage Securities, Series 1999-C3
GMAC 1999-CTL1                    GMAC Commercial Mortgage Securities, Series 1999-CTL1
GMAC 2000-C1                      GMAC Commercial Mortgage Securities, Series 2000-C1
GMAC 2000-C2                      GMAC Commercial Mortgage Securities, Series 2000-C2
GMAC 2000-C3                      GMAC Commercial Mortgage Securities, Series 2000-C3
GMAC 2000-FL1                     GMAC Commercial Mortgage Securities, Series 2000-FL1
GMAC 2000-FL-A                    GMAC Commercial Mortgage Securities, Series 2000-FL-A

(PAGE)


Exhibit II

GMAC 2000-FL-F                    GMAC Commercial Mortgage Securities, Series 2000-FLF
GMAC 2001-C1                      GMAC Commercial Mortgage Securities, Series 2001-C1
GMAC 2001-C2                      GMAC Commercial Mortgage Securities, Series 2001-C2
GMAC 2001-FL1                     GMAC Commercial Mortgage Securities, Series 2001-FL1
GMAC 2001-FLA                     GMAC Commercial Mortgage Securities, Series 2001-FLA
GMAC 2002-C1                      GMAC Commercial Mortgage Securities, Series 2002-C1
GMAC 2002-C2                      GMAC Commercial Mortgage Securities, Series 2002-C2
GMAC 2002-C3                      GMAC Commercial Mortgage Securities, Series 2002-C3
GMAC 2002-FL1                     GMAC Commercial Mortgage Securities, Series 2002-FL1
                                  GMAC Commercial Holding Capital Markets, Corp., Series GMAC
GMAC 2002-FX1                     2002-FX1
GMAC 2003-C1                      GMAC Commercial Mortgage Securities, Series 2003-C1
GMAC 2003-C2                      GMAC Commercial Mortgage Securities, Series 2003-C2
                                  GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-DE                      Double Eagle
GMAC 2003-FL1                     GMAC Commercial Mortgage Securities, Series 2003-FL1
GMAC 2003-FLA                     GMAC Commercial Mortgage Asset Corp., Series 2003-FLA
GMAC 2003-FL-SNF                  GMAC Commercial Mortage Asset Corp. Series 2003 FL-SNF
                                  GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-PMSRLP                  PMSRLP
GMAC 2004-C3                      GMAC Commercial Mortgage Securities, Series 2004-C3
GMAC 2005-C1                      GMAC Commercial Mortgage Securities, Series 2005-C1
GMAC Healthfund I 1999-1          GMAC Healthfund I, Series 1999-1
GMAC Healthfund I 1999-2          GMAC Healthfund I, Series 1999-2
GMAC MT1 2001-A1                  GMACCM Mortgage Trust I, Series 2001-A1
GMAC-CAN 2002-FL1                 GMAC Commercial Mortgage of Canada, Series 2002-FL1
GS 1997-GL1                       GS Mortgage Securities Corp. II, Series 1997-GL1
GS 1998-C1                        GS Mortgage Securities Corp. II, Series 1998-C1
GS 1998-GL2                       GS Mortgage Securities Corp. II, Series 1998-GL2
GS 2001-1285                      GS Mortgage Securities Corp. II, Series 2001-1285
GS 2001-GL3                       GS Mortgage Securities Corp. II, Series 2001-GL III
GS 2001-Rock                      GS Mortgage Securities Corp. II, Series 2001-Rock
GS 2002-GSFL5                     GS Mortgage Securities Corp. II, Series 2002-GSFL V
GS 2005-GSFL7                     GS Mortgage Securities Corp. II, Series 2005-GSFL VII
IPS 2003-1                        IPS 2003-1
IStar 2002-1                      IStar Asset Receivable Trust 2002-1
IStar 2003-1                      IStar Asset Receivable Trust 2003-1
JPMC 1995-C1                      JP Morgan Commercial Mortgage Finance Corp., Series 1995-C1
JPMC 1996-C2                      JP Morgan Commercial Mortgage Finance Corp., Series 1996-C2
JPMC 1997-C5                      JP Morgan Commercial Mortgage Finance Corp., Series 1997-05
                                  JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-A                       2001-A
                                  JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-CIBC1                   2001-CIBC1
JPMC 2003-C1                      JP Morgan Commercial Mortgage Finance Corp., Series 2003-C1
Lakewood 1995-C1                  Lakewood 1995-C1
LB 1998-C1                        LB Commerical Mortage Trust, Series 1998-C1
LB 1999-C1                        LB Commerical Mortage Trust, Series 1999-C1
LB ABS 1994-C2                    Lehman ABS Corp., Series 1994-C2
LB SASCO 1997-LL1                 Lehman Brothers LLI (SASCO 1997-LL1), Series 1997-LL1

(PAGE)


Exhibit II

LB UBS 2000-C4                    LB-USB Commercial Mortgage Trust, Series 2000-C4
LB UBS 2001-C7                    LB/UBS (SASCO) 2001-C7
LB UBS 2002-C2                    LB/UBS (SASCO) 2002-C2
LB UBS 2003-C3                    LB-UBS Commercial MortgageTrust, Series 2003-C3
LB UBS 2004-C7                    LB-UBS Commercial Mortgage Trust, 2004-C7
LBCMT 1992-1                      LBCMT 1992-1
LBCMT 1992-2                      LBCMT 1992-2
LCMS 2005-MF1                     LaSalle Commercial Mortgage Securities, Inc. Series 2005 MF1
                                  LTC REMIC Corporation (partial Special Servicer) LTC, Series
LTC 1998-1                        1998-1
LTT 1998-1                        Liberty Tower Trust I, Series 1998-1
MCA One I-1993                    Mortgage Capital Access One, Series-1993
MCF 1996-MC1                      Mortgage Capital Funding, Series 1996-MC1
MCF 1996-MC2                      Mortgage Capital Funding, Series 1996-MC2
MLFA 2001-CAN5                    Merrill Lynch Financial Assets, Series 2001-Canada 5
MLFA 2002-CAN7                    Merrill Lynch Financial Assets, Series 2002-Canada 7
MLFA 2002-CAN8                    Merrill Lynch Financial Assets, Series 2002-Canada 8
MLFA 2003-CAN10                   Merrill Lynch Financial Assets, Series 2003-Canada 10
MLFA 2003-CAN11                   Merrill Lynch Financial Assets, Series 2003-Canada 11
MLFA 2003-CAN9                    Merrill Lynch Financial Assets, Series 2003-Canada 9
MLMI 1995-C2                      Merrill Lynch Mortgage Investors, Series 1995-C2
MLMI 1998-C1-CTL                  Merrill Lynch Mortgage Loans, Series 1998-C1-CTL
MLMI 1998-C2                      Merrill Lynch Mortgage Investor, Series 1998-C2
MLML 1998-CAN1                    Merrill Lynch Mortgage Loans, Inc. Series 1998 Canada-1
MLML 1999-CAN2                    Merrill Lynch Mortgage Loans, Inc. Series 1999 Canada-2
MLML 2000-CAN3                    Merrill Lynch Mortgage Loans, Inc. Series 2000 Canada-3
MLML 2000-CAN4                    Merrill Lynch Mortgage Loans, Series 2000-Canada 4
                                  Merrill Lynch Mortgage Trust Commercial Mortage, Series 2002
MLMT 2002 MW1                     MW1
MS 1995-GAL1                      Morgan Stanley Capital I, Series 95-GAL1
MS 1997-C1                        Morgan Stanley Capital I, Series 1997-C1
MS 1997-HF1                       Morgan Stanley Capital I, Series 1997-HFI
MS 1998-HF2                       Morgan Stanley Capital I, Series 1998-HF2
MS 1999-WF1                       Morgan Stanley Capital I, Series 1999-WF1
MSCI 2002-HQ                      Morgan Stanley Capital I, Series 2002-HQ
MSCI 2004-HQ3                     Morgan Stanley Capital I Inc., Series 2004-HQ3
MSCI 2004-HQ4                     Morgan Stanley Capital I Inc., Series 2004-HQ4
MSCI 2005-HQ5                     Morgan Stanley Capital I Inc., Series 2005-HQ5
MSDW 2000-LIFE2                   Morgan Stanley Dean Witter Capital I, Series 2000-Life2
MSDW 2001-FRM                     MSDW (Freehold Raceway Mall Trust), Series 2001-FRM
MSDW 2001-IQ                      Morgan Stanley Dean Witter Capital I, Series 2001-IQ
MSDW 2001-TOP1                    Morgan Stanley Dean Witter Capital I, Series 2001-Top1
MSDW 2001-TOP3                    Morgan Stanley Dean Witter Capital I, Series 2001-Top3
MSDW 2001-TOP5                    Morgan Stanley Dean Witter Capital I, Series 2001-Top5
MSDW 2002-IQ2                     Morgan Stanley Dean Witter Capital I Trust, Series 2002-IQ2
MSDW 2002-IQ3                     Morgan Stanley Dean Witter Capital I, Series 2002-IQ3
MSDW 2002-TOP7                    Morgan Stanley Dean Witter Capital I, Series 2002-Top7
NATIONSLINK, 1996-1               NationsLink Funding Corp., Series 1996-1
NMC 1995-M2                       NationsBanc Mortgage Capital Corp, 1995-M2

(PAGE)


Exhibit II

NOMURA 1996 D-2                   Nomura Asset Securities Corp., 1996 D-2
NOMURA 1996-MD5                   Nomura Asset Securities Corp., 1996-MD V
NOMURA 1997-D4                    Nomura Asset Securities Corp., 1997-D4
OSEC 1995-1                       Oregon Commercial Mortgage (OSEC), Series 1995-1
PARK 1997-C1                      277 Park Avenue Finance Corp., Series 1997-C1
PM 1996-PML                       Penn Mutual, Series 1996-PML
PMAC 1996-M1                      PaineWebber Mortgage Acceptance Corp. IV, Series 1996-M1
PNC 2000-C1                       PNC Mortgage Acceptance Corp., Series 2000-C1
Public Facility Loan
Trust 1998-HUD-04                 Public Facility Loan Trust, August 1988
REAL 2004-1                       Real Estate Asset Liquidity Trust, 2004-1
RJ Mortgage 1993-K-A              RJ Mortgage 1993-K-A
SB 1999-C1                        Salomon Brothers Mortgage Securities VII, Series 1999-C1
SB 2000-C1                        Salomon Brothers Mortgage Securities VII, Series 2000-C1
                                  Commercial Mortgage Origination Company of Canada, Solar 2001-
Schooner Trust 2001-1             1
                                  Commercial Mortgage Origination Company of Canada, Solar 2002-
Schooner Trust 2002-1             1
                                  Commercial Mortgage Origination Company of Canada, Solar 2003-
Schooner Trust 2003-CC1           CC 1
SDG Macerich CMO                  SDG Macerich Funding Limited Partnership, CMO
SL 1997-C1                        SL Commercial Mortgage Trust(SUN LIFE) , Series 1997-C1
U-Haul Self Storage 1993-1        U-Haul 1993-1
Wachovia 2002-C2                  Wachovia Bank Commercial Mortgage Trust, Series 2002-C2
Wachovia 2005-C16                 Wachovia Bank Commercial Mortgage Trust, Series 2005-C16
Wachovia 2005-C18                 Wachovia Bank Commercial Mortgage Trust, Series 2005-C18

(PAGE)


Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION

MINIMUM SPECIAL SERVICING POLICY


 I. DELINQUENCIES
    1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly for loans in which there has been a change in status. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).

II. INSURANCE POLICIES
    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.






  EX-99.2 (f)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288



(logo)

Wachovia Securities

Management Assertion


As of and for the year ended December 31, 2005, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.I., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.





/s/Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3/1/06
Date



/s/Timothy Ryan
Timothy Ryan
Managing Director
Wachovia Bank, National Association

3/1/06
Date


/s/Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association


3/1/06
Date





  EX-99.2 (g)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288



(logo)

Wachovia Securities

Management Assertion


As of and for the year ended December 31, 2005, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.I., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.





/s/Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3/1/06
Date



/s/Timothy Ryan
Timothy Ryan
Managing Director
Wachovia Bank, National Association

3/1/06
Date


/s/Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association


3/1/06
Date





  EX-99.3 (a)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075


(logo)

WACHOVIA SECURITIES



OFFICER'S CERTIFICATE



Reference is hereby made to that certain Pooling and Servicing Agreement dated as of November 1, 2004, by and among Wachovia Commercial Mortgage Securities, Inc., as Depositor, Wachovia Bank National Association, as Master Servicer, Clarion Partners, LLC, as Special Servicer, except with respect to the 180 Maiden Lane Whole Loan, and Wells Fargo Bank Minnesota, N.A., as Trustee with respect to Commercial Mortgage Pass-Through Certificates, Series 2004-C15 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.


Pursuant to Section 3.13 of this Agreement, Timothy S. Ryan and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:


1. A review of the activities of the Master Servicer during the period from January 1, 2005 through December 31, 2005 and of its performance under the Agreement during such period has been made under our supervision; and


2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period January 1, 2005 through December 31, 2005; and


3. The Master Servicer has received no notice regarding qualification, or challenging the status, of either REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 9th day of March 2006.



/s/ Timothy S. Ryan
Timothy S. Ryan, Managing Director
Wachovia Bank National Association


/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association





  EX-99.3 (b)
(logo)ING
REAL ESTATE
INVESTMENT MANAGEMENT

March 13, 2006


Wells Fargo Bank Minnesota, NA.
9062 Old Annapolis Road
Columbia, MD 21045-1951
Attn: Corporate Trust Services (CMBS), Wachovia
Bank Commercial Mortgage Trust, Commercial
Mortgage Pass-Through Certificates, Series 2004-
C15


Wachovia Commercial Mortgage Securities, Inc.
301 South College Street
Charlotte, NC 28288
Attn: William J. Cohane, Director


Wachovia Bank, National Association NC 1075
8739 Research Drive URP4
Charlotte, NC 28262
Attn: Wachovia Bank Commercial Mortgage Trust,
Commercial Mortgage Pass-Through Certificates,
Series 2004 - C15


ING Clarion Capital, LLC
230 Park Avenue 12th Floor
New York, NY 10169
Attn: Stephen Baines


Fitch Ratings
One State Street Plaza
New York, NY 10004
Attn: Commercial Mortgage Surveillance


S & P Ratings Services
55 Water Street, 10th Floor
New York, NY 10041
Attn: CMBS Surveillance Department



RE: Wachovia Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates Series 2004-C15

Dear Sir or Madam:

This Officer's Certificate is provided to you by ING Clarion Partners, LLC ("Clarion") pursuant to Section 3.14 of that certain Pooling and Servicing Agreement ("PSA") dated as of November 1, 2004 relative to the above referenced securitization for which Clarion acts as Special Servicer. Capitalized terms used herein shall bear the meaning ascribed to them in the PSA unless otherwise defined in this letter.

The undersigned officer, on behalf of Clarion, hereby informs you that (i) a review of the activities of the Special Servicer and of its performance under this Agreement has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Special Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such obligation, it has been noted herein, and (iii) the Special Servicer has received no notice regarding qualification, or challenging the status, of REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

(page)


Sincerely,


ING Clarion Partners, LLC
A New York limited liability company,
its authorized agent


By:/s/ Bruce G. Morrison
Bruce G. Morrison
Authorized Signatory




ING CLARION
230 Park Avenue, New York, NY 10169
T 212.883.2517 F 212.883.2817
E bruce.morrison@ingclarion.com
www.ingclarion.com





  EX-99.3 (c)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075


(logo)

WACHOVIA SECURITIES



OFFICER'S CERTIFICATE



Reference is hereby made to that certain Pooling and Servicing Agreement dated as of November 1, 2004, by and among Wachovia Commercial Mortgage Securities, Inc., as Depositor, Wachovia Bank National Association, as Master Servicer, Clarion Partners, LLC, as Special Servicer, except with respect to the 180 Maiden Lane Whole Loan, and Wells Fargo Bank Minnesota, N.A., as Trustee with respect to Commercial Mortgage Pass-Through Certificates, Series 2004-C15 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.


Pursuant to Section 3.13 of this Agreement, Timothy S. Ryan and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:


1. A review of the activities of the Master Servicer during the period from January 1, 2005 through December 31, 2005 and of its performance under the Agreement during such period has been made under our supervision; and


2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period January 1, 2005 through December 31, 2005; and


3. The Master Servicer has received no notice regarding qualification, or challenging the status, of either REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 9th day of March 2006.



/s/ Timothy S. Ryan
Timothy S. Ryan, Managing Director
Wachovia Bank National Association


/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association





  EX-99.3 (d)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075

(logo)


WACHOVIA SECURITIES


OFFICER'S CERTIFICATE


Reference is hereby made to that certain Pooling and Servicing Agreement dated as of November 1, 2004, by and among Wachovia Commercial Mortgage Securities, Inc., as Depositor, Wachovia Bank National Association, as Master Servicer, Clarion Partners, LLC, as Special Servicer, except with respect to the 180 Maiden Lane Whole Loan, and Wells Fargo Bank Minnesota, N.A., as Trustee with respect to Commercial Mortgage Pass-Through Certificates, Series 2004-C15 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy S. Ryan and Clyde M. Alexander, Vice President of the Special Servicer, do hereby certify that:

1. A review of the activities of the Special Servicer during the period from January 1, 2005 through December 31, 2005 and of its performance under the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Special Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period January 1, 2005 through December 31, 2005; and

3. The Special Servicer has received no notice regarding qualification, or challenging the status, of either REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 9th day of March 2006.




/s/ Thomas Deane
Thomas Deane, Vice President
Wachovia Bank National Association





  EX-99.3 (e)
(logo) GMAC Commercial Mortgage
550 California Street, 12th Floor
San Francisco. CA 94104
Tel. 415-835-9200
Fax. 415-391-2949



Wachovia Commercial Mortgage Securities, Inc.
Series 2005-C16
Annual Statement as to Compliance
For Period of January 01, 2005 through December 31, 2005




Pursuant to section 3.13 of the Pooling and Servicing Agreement, I attest that:

(i.) A review of the activities of GMAC Commercial Mortgage as Special Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

(ii.) To the best of my knowledge, based on such review, GMAC Commercial
      Mortgage as Special Servicer, has fulfilled in all material respects its obligations under this Agreement throughout the period. However, during the period of January 01, 2005 through December 31, 2005, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.

(iii) GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.






BY:/s/Michele Heisler
Michele Heisler
Vice President, GMAC Commercial Mortgage Corporation

Date: 03/13/2006





  EX-99.3 (f)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075


(logo) WACHOVIA SECURITIES





OFFICER'S CERTIFICATE



Reference is hereby made to that certain Pooling and Servicing Agreement dated as of January 1, 2005, by and among Wachovia Commercial Mortgage Securities, Inc., as Depositor, Wachovia Bank, National Association, as Master Servicer, Wachovia National Association, as Special Servicer, and GMAC Commercial Mortgage Corporation as Special Servicer and Wells Fargo as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2005C-16 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.


Pursuant to Section 3.13 of this Agreement, Timothy Ryan, and Clyde M. Alexander, Managing Director and Director of the Master Servicer, do hereby certify that:


1. A review of the activities of the Master Servicer during the period from January 1, 2005 through December 31, 2005, and of its performance under the Agreement during such period has been made under our supervision; and


2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period January 1, 2005 through December 31, 2005; and


3. The Master Servicer has received no notice regarding qualification, or challenging the status, of the ED Loan REMIC, REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 10th day of March 2006.






/s/Timothy S. Ryan
Timothy Ryan, Managing Director
Wachovia Bank National Association


/s/Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association





  EX-99.3 (g)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075

(logo)


WACHOVIA SECURITIES


OFFICER'S CERTIFICATE


Reference is hereby made to that certain Pooling and Servicing Agreement dated as of January 1, 2005, by and among Wachovia Commercial Mortgage Securities, Inc., as Depositor, Wachovia Bank, National Association, as Master Servicer, Wachovia Bank, National Association, as Special Servicer, and GMAC Commercial Mortgage Corporation as Special Servicer and Wells Fargo as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2005C-16 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Thomas Deane, Vice President of the Special Servicer, do hereby certify that:

1. A review of the activities of the Special Servicer during the period from January 1, 2005 through December 31, 2005, and of its performance under the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Special Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period January 1, 2005 through December 31, 2005; and

3. The Special Servicer has received no notice regarding qualification, or challenging the status, of the ED Loan REMIC, REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 10th day of March 2006.


/s/ Thomas Deane
Thomas Deane, Vice President
Wachovia Bank National Association





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            2,495,387.02          8,568,413.50                 0.00              62,292,586.50
   A-1A                           9,232,373.53          1,104,360.71                 0.00             210,543,639.29
   A-2                           24,960,371.70                  0.00                 0.00             621,678,000.00
   A-3                            2,863,442.12                  0.00                 0.00              67,687,000.00
   A-4                           25,287,897.69                  0.00                 0.00             569,152,000.00
   A-J                            5,903,739.60                  0.00                 0.00             131,545,000.00
   A-PB                           4,719,358.27                  0.00                 0.00             109,727,000.00
   B                              2,572,158.27                  0.00                 0.00              56,744,000.00
   C                              1,178,632.62                  0.00                 0.00              25,793,000.00
   D                              1,550,361.67                  0.00                 0.00              33,531,000.00
   E                                974,711.43                  0.00                 0.00              20,635,000.00
   EH                               200,437.87             37,846.87                 0.00               2,959,223.13
   F                              1,238,912.77                  0.00                 0.00              25,793,000.00
   G                              1,010,025.49                  0.00                 0.00              20,634,000.00
   H                              1,400,550.13                  0.00                 0.00              28,373,000.00
   J                                110,946.44                  0.00                 0.00               2,579,000.00
   K                                332,882.33                  0.00                 0.00               7,738,000.00
   L                                443,828.77                  0.00                 0.00              10,317,000.00
   M                                221,935.89                  0.00                 0.00               5,159,000.00
   N                                221,892.88                  0.00                 0.00               5,158,000.00
   O                                221,935.89                  0.00                 0.00               5,159,000.00
   P                              1,442,485.99                  0.00                 0.00              33,531,240.86
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.11                  0.00                 0.00                       0.00
   TO                                25,048.59              5,928.77                 0.00                 493,045.23
   XC                             3,316,005.64                  0.00                 0.00           2,053,769,466.65
   XP                             9,941,860.79                  0.00                 0.00           1,984,127,000.00
   Z                                      0.00                  0.00                 0.00                       0.01